Form 10-K
period 2009-12-31
CEF EQUIPMENT HOLDING LLC; GE Equipment Midticket LLC, Series 2009-1
filed 2010-03-16
CIK 1180571, 1471232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

333-132242-03
(COMMISSION FILE NUMBER OF ISSUING ENTITY)

GE EQUIPMENT MIDTICKET LLC, SERIES 2009-1
(EXACT NAME OF ISSUING ENTITY)

CEF EQUIPMENT HOLDING, L.L.C.
(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

GENERAL ELECTRIC CAPITAL CORPORATION
(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-5439580
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10 RIVERVIEW DRIVE, DANBURY CONNECTICUT 06810
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (203) 749-2101

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐         Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Exhibit 3.1
Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2009-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.1	Loan Sale Agreement and annex to Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.2
Loan Purchase and Sale Agreement and annex to Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.3	Servicing Agreement and annex to Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated September 2, 2009 and filed by the Depositor on September 2, 2009.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

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

None.

ITEM 1115(B)(2) OF REGULATION AB.  CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

None.

ITEM 1117 OF REGULATION AB.  LEGAL PROCEEDINGS

There are no legal proceedings pending (or contemplated, in the case of proceedings by governmental authorities) against any of GE Capital Corporation (the “Sponsor”), CEF Equipment Holding, L.L.C. (the “Depositor”), Deutsche Bank Trust Company Americas (the “Indenture Trustee”), GE Equipment Midticket LLC, Series 2009-1 (the “Issuing Entity”) or the other parties described in Item 1117 of Regulation AB or to which any of their respective property is subject, that are material to the holders of the notes issued by the Issuing Entity (the “Notes”).

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

ITEM 1122 OF REGULATION AB.  COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its roles as servicer and administrator) and Deutsche Bank Trust Company Americas (in its role as indenture trustee) (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  Each of the Servicing Parties has provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K.

The Servicing Report and Attestation Report of the Sponsor (in its roles as servicer and administrator) have identified the following material instance of noncompliance with the servicing criteria as applicable to it:.

With respect to servicing criterion 1122(d)(2)(vii), for certain custodial bank accounts and related bank clearing accounts, reconciliations were not prepared and for certain other custodial bank and related bank clearing accounts, reconciliations were not prepared within 30 calendar days after the bank statement cutoff date.

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

GE Equipment Midticket LLC, Series 2009-1
(by C.E.F. Equipment Holding, L.L.C., as depositor)

Date: March 16, 2010	By:	/s/ Thomas A. Davidson
		Name:	Thomas A. Davidson
		Title:	Senior Vice President, Securitization

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

Exhibit 3.1
Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2009-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.1	Loan Sale Agreement and annex to Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.2
Loan Purchase and Sale Agreement and annex to Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.3	Servicing Agreement and annex to Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated September 11, 2009 and filed by the Depositor on September 11, 2009.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated September 2, 2009 and filed by the Depositor on September 2, 2009.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.