Form 10-K
period 2011-12-31
CEF EQUIPMENT HOLDING LLC; GE Equipment Midticket LLC, Series 2011-1
filed 2012-03-27
CIK 1180571, 1529727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________to

333-160604-02
(COMMISSION FILE NUMBER OF ISSUING ENTITY)

GE EQUIPMENT MIDTICKET LLC, SERIES 2011-1
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

1

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

2

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A)	ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
(B)	ITEM 11, EXECUTIVE COMPENSATION.
3

(C)	ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(D)	ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
(E)	ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2011-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.1	Receivables Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.2	Receivables Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated September 28, 2011 and filed by the Depositor on September 29, 2011.
Exhibit 31.1	Certification of officer of the Depositor.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.
Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.
4

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by GE Equipment Midticket LLC, Series 2011-1 (the “Issuing Entity”).

ITEM 1114(b)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

No entity or group of affiliated entities providing credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) issued by the Issuing Entity is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any class of Notes.

ITEM 1115(b)(2) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

There are no legal proceedings pending (or known to be contemplated by governmental authorities) against any of General Electric Capital Corporation (the “Sponsor”), CEF Equipment Holding, L.L.C. (the “Depositor”), Deutsche Bank Trust Company Americas (the “Indenture Trustee”), the Issuing Entity or the other parties described in Item 1117 of Regulation AB or to which any of their respective property is subject, that are material to the holders of the Notes.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance of the Instruction to Item 1119.

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

The Servicing Report and Attestation Report of the Sponsor (in its roles as servicer and administrator) have identified the following material instances of noncompliance with the servicing criteria as applicable to it:

5

With respect to servicing criterion 1122(d)(1)(ii), for certain material servicing activities that were outsourced to a third party, the appropriate policies and procedures were not instituted to monitor the third party’s compliance with such servicing activities.

With respect to servicing criterion 1122(d)(2)(vii)(B), certain account reconciliations were not prepared within 30 calendar days after the bank statement cutoff date. Certain of these instances of material noncompliance related to account reconciliations prepared by a Vendor. The Company has identified a material deficiency in its policies and procedures to monitor the Vendor’s compliance in that the Company’s agreements with the Vendor do not require the Vendor to prepare account reconciliations within 30 calendar days after the bank statement cutoff date and the Company’s compensating control failed to operate effectively.

With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

With respect to servicing criterion 1122(d)(3)(i)(D), certain reports to investors did not agree with the servicer’s records as to the total unpaid principal balance and number of pool assets serviced by the servicer.

With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with the timeframes, distribution priority and other terms set forth in the transaction agreements.

With respect to servicing criterion 1122(d)(4)(iv), certain payments on pool assets were not allocated to principal, interest and other items in accordance with the related pool asset documents.

With respect to servicing criterion 1122(d)(4)(viii), certain records documenting collection efforts for certain delinquent pool assets were not maintained.

With respect to servicing criterion 1122(d)(4)(ix), certain adjustments to interest rates for pool assets with variable rates were not computed based on the related pool asset documents.

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

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE Equipment Midticket LLC, Series 2011-1
(by CEF Equipment Holding, L.L.C.)

Date: March 26, 2011	By:	/s/ Thomas A. Davidson
	Name:	Thomas A. Davidson
	Title:	President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

7

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2011-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.1	Receivables Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.2	Receivables Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated October 5, 2011 and filed by the Depositor on October 6, 2011.
Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated September 28, 2011 and filed by the Depositor on September 29, 2011.
Exhibit 31.1	Certification of officer of the Depositor.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.
Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

8