Form 10-K
period 2012-12-31
CEF EQUIPMENT HOLDING LLC; GE Equipment Midticket LLC, Series 2011-1
filed 2013-03-27
CIK 1180571, 1529727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                             to

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

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

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

Management’s Discussion: The Company determined that, in the case of certain accounts, amounts relating to accretions of interest subsidies and guaranteed purchase options were misstated, resulting in the under-reporting of cash collected and a corresponding underpayment of cash to investors.  The aggregate amount of such underpayment was approximately $2,230,000 across the Platform. In addition, certain memo item activity was incorrectly included in the investor reporting system, resulting in the under-reporting of cash collected and a corresponding underpayment of cash to investors. The aggregate amount of such underpayment was approximately $9,000 across the Platform. Finally, isolated prepayment fees were incorrectly included in the investor reporting system, resulting in over-reporting of cash collected and a corresponding overpayment of cash to investors. The aggregate amount of such overpayment was approximately $19,000 across the Platform. To the extent there remained an underpayment of cash to investors, such amounts were paid in connection with the January, 2013 payment. The Company has engaged in a long-term project to enhance automation of the preparation of the investor reports. As a result, the manual processes which the Company has instituted to address this issue since its discovery will be automated commencing with the preparation of the investor reports delivered in connection with the April, 2013 payments to investors.

With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with the timeframes, distribution priority and other terms set forth in the transaction agreements.

Management’s Discussion: The Company determined that, in the case of certain accounts, amounts relating to accretions of interest subsidies and guaranteed purchase options were misstated, resulting in the under-reporting of cash collected and a corresponding underpayment of cash to investors.  The aggregate amount of such underpayment was approximately $2,230,000 across the Platform. In addition, certain memo item activity was incorrectly included in the investor reporting system, resulting in the under-reporting of cash collected and a corresponding underpayment of cash to investors. The aggregate amount of such underpayment was approximately $9,000 across the Platform. Finally, isolated prepayment fees were incorrectly included in the investor reporting system, resulting in over-reporting of cash collected and a corresponding overpayment of cash to investors. The aggregate amount of such overpayment was approximately $19,000 across the Platform. To the extent there remained an underpayment of cash to investors, such amounts were paid in connection with the January, 2013 payment. The Company has engaged in a long-term project to enhance automation of the preparation of the investor reports. As a result, the manual processes which the Company has instituted to address this issue since its discovery will be automated commencing with the preparation of the investor reports delivered in connection with the April, 2013 payments to investors.

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

GE Equipment Midticket LLC, Series 2011-1

(by CEF Equipment Holding, L.L.C.)

Date: March 27, 2013	By:	/s/ Thomas A. Davidson
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