Form 10-K
period 2012-12-31
CEF EQUIPMENT HOLDING LLC; GE Equipment Midticket LLC, Series 2012-1
filed 2013-03-27
CIK 1180571, 1556541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________to _______________

333-181103-01
(COMMISSION FILE NUMBER OF ISSUING ENTITY)

GE EQUIPMENT MIDTICKET LLC, SERIES 2012-1
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

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A)         ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(B)         ITEM 11, EXECUTIVE COMPENSATION.

(C)         ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(D)        ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(E)         ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2012-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.1	Receivables Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.2	Receivables Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated September 19, 2012 and filed by the Depositor on September 20, 2012.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by GE Equipment Midticket LLC, Series 2012-1 (the “Issuing Entity”).

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

GE Equipment Midticket LLC, Series 2012-1
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

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2012-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.1	Receivables Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.2	Receivables Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated September 26, 2012 and filed by the Depositor on October 1, 2012.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated September 19, 2012 and filed by the Depositor on September 20, 2012.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.