Form 10-K
period 2012-12-31
CEF EQUIPMENT HOLDING LLC; GE Equipment Transportation LLC, Series 2011-1
filed 2013-03-27
CIK 1180571, 1522711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to ________________

333-160604-01
(COMMISSION FILE NUMBER OF ISSUING ENTITY)

GE EQUIPMENT TRANSPORTATION LLC, SERIES 2011-1
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

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A)          ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(B)          ITEM 11, EXECUTIVE COMPENSATION.

(C)          ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(D)          ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(E)          ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Transportation LLC, Series 2011-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.1	Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.2	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated June 22, 2011 and filed by the Depositor on June 23, 2011.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Citibank, N.A.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by GE Equipment Transportation LLC, Series 2011-1 (the “Issuing Entity”).

ITEM 1114(b)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

No entity or group of affiliated entities providing credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) issued by the Issuing Entity is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any class of Notes.

ITEM 1115(b)(2) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

There are no legal proceedings pending (or known to be contemplated by governmental authorities) against any of General Electric Capital Corporation (the “Sponsor”), CEF Equipment Holding, L.L.C. (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”), the Issuing Entity or the other parties described in Item 1117 of Regulation AB or to which any of their respective property is subject, that are material to the holders of the Notes.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its roles as servicer and administrator) and Citibank, N.A. (in its role as indenture trustee) (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K.

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

GE Equipment Transportation LLC, Series 2011-1
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

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Transportation LLC, Series 2011-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.1	Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.2	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated June 22, 2011 and filed by the Depositor on June 23, 2011.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Citibank, N.A.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.