Form 10-K
period 2012-12-31
CEF EQUIPMENT HOLDING LLC; GE Equipment Transportation LLC, Series 2012-2
filed 2013-03-27
CIK 1180571, 1559752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________to

333-181103-02
(COMMISSION FILE NUMBER OF ISSUING ENTITY)

GE EQUIPMENT TRANSPORTATION LLC, SERIES 2012-2
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

(A)        ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(B)        ITEM 11, EXECUTIVE COMPENSATION.

(C)        ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(D)        ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(E)        ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Transportation LLC, Series 2012-2, incorporated by reference to Exhibit 4(b) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.1	Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.2	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated October 16, 2012 and filed by the Depositor on October 17, 2012.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Citibank, N.A.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by GE Equipment Transportation LLC, Series 2012-2 (the “Issuing Entity”).

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

GE Equipment Transportation LLC, Series 2012-2
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

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Transportation LLC, Series 2012-2, incorporated by reference to Exhibit 4(b) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.1	Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.2	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated October 24, 2012 and filed by the Depositor on October 26, 2012.

Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated October 16, 2012 and filed by the Depositor on October 17, 2012.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Citibank, N.A.

Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.